Form 10QSB
period 2004-01-31
BIOKEY ID INC
filed 2005-04-08
CIK 1242388

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

            Commission file number __________________


            DEMCO INDUSTRIES, INC. n/k/a BIOKEY ID, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


          FLORIDA                             98-0159665
---------------------------------------------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


Arcade at Royal Palm 1, 950 South Pine Island Road, Suite 150A-
                 106, Plantation, FL  33324
__________________________________________________________________
           (Address of principal executive offices)


                      (954) 727-8393
                ----------------------------
                (Issuer's telephone number:)

__________________________________________________________________
     (Former name, former address, and former fiscal year,
                 if changed since last report)



                APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2004, there were approximately 5,000,000 shares of common stock, $.0001 par value, issued and outstanding.

    Transitional small Business Disclosure Format (check one);

Yes _____  No ___X___

                      DEMCO INDUSTRIES, INC.
                        Form 10-QSB Index
                         January 31,2004


                                                                        PAGE

PART I:  Financial Information . . . . . . . . . . . . . . . . . . . . . 3

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . 3

Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Balance Sheet at January 31, 2004 and 2003 . . . . . . . . . . . . . . . 4

    Statements of Changes in Stockholders' Deficit for
    Years Ended January 31, 2004 and 2003 and for the
    Period from Date of Inception(March 29, 1996) through
    January 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . 5

    Statements of Operations for the Years Ended
    January 31, 2004 and 2003 and for the Period from
    Date of Inception (March 29, 1996) through
    January 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . 6

   Statements of Cash Flows for the Years Ended
   January 31,2004 and 2003 and for the Period from
   Date of Inception (March 29, 1996) through
   January 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . .  . . 7

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . 8

Item 2.	Management's Discussion and Analysis or Plan of
        Operation . .. . . . . . . . . . . . . . . . . . . . . . . . . . 13

Item 3. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 14

PART II: Other Information . . . . . . . . . . . . . . . . . . . . . . . 15

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. . . 15

Item 3. Defaults upon Senior Securities  . . . . . . . . . . . . . . . . 15

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . 15

Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . 15

Item 6. Exhibits  . .  . . . . . . . . . . . . . . . . . . . . . . . . . 15

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                               PART I
                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     DEMCO INDUSTRIES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    (A FLORIDA CORPORATION)
                      Plantation, Florida

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  and Stockholders
Demco Industries, Inc.
(A Development Stage Company)
(A Florida Corporation)
Plantation, Florida


	We have audited the accompanying balance sheets of Demco Industries, Inc. as of January 31, 2004 and 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period from date of inception (March 29, 1996) through January 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Demco Industries, Inc. as of January 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended and for the period from date of inception (March 29, 1996) through January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rotenberg & Co., LLP
Rotenberg & Co., LLP
Rochester, New York
 March 8, 2005

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida




BALANCE SHEETS
--------------


January 31,                                                       2004            2003
                                                                  ----            ----
ASSETS


Cash and Cash Equivalents                                       $      --       $      --

Total Assets                                                    $      --       $      --

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accrued Expenses                                                $   3,325       $     740

Total Liabilities                                                   3,325             740

Stockholders' Deficit
Common Stock:     $.0001 Par; 50,000,000 Shares Authorized;
                  5,000,000 Issued and Outstanding                    500             500
Preferred Stock:  $.0001 Par; 50,000,000 Shares Authorized;
                  12,950,000 Issued and Outstanding                 1,295           1,295
Additional Paid-In Capital                                         22,055          19,805
Deficit Accumulated During Development Stage                      (27,175)        (22,340)

Total Stockholders' Deficit                                        (3,325)           (740)

Total Liabilities and Stockholders' Deficit                     $      --       $      --



The accompanying notes are an integral part of these financial statements.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida





STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
----------------------------------------------

                                                                                                  Deficit
                                        Common Stock          Preferred Stock                   Accumulated
                                       (Par $0.0001)          (Par $0.0001)       Additional       During
                                     Number                Number                  Paid-In      Development     Stockholders'
                                   of Shares     Value    of Shares      Value     Capital         Stage       Equity (Deficit)
                                   --------------------------------------------------------------------------------------------

Balance - March 29, 1996                  --    $   --            --   $    --    $     --      $       --      $      --

Shares Issued in Exchange for
  Expenses Paid by Stockholders    5,000,000       500    12,950,000     1,295           --             --          1,795

Expenses Paid by Stockholder              --        --            --        --       16,805             --         16,805

Net Loss for the Period                   --        --            --        --           --        (18,600)       (18,600)
                                   --------------------------------------------------------------------------------------------

Balance - January 31, 2002         5,000,000       500    12,950,000     1,295       16,805        (18,600)            --

Expenses Paid by Stockholder              --        --            --        --        3,000             --          3,000

Net Loss for the Period                   --        --            --        --           --         (3,740)        (3,740)
                                   --------------------------------------------------------------------------------------------

Balance - January 31, 2003         5,000,000       500    12,950,000     1,295       19,805        (22,340)          (740)

Expenses Paid by Stockholder              --        --            --        --        2,250             --          2,250

Net Loss for the Period                   --        --            --        --           --         (4,835)        (4,835)
                                   --------------------------------------------------------------------------------------------

Balance - January 31, 2004         5,000,000    $  500    12,950,000   $ 1,295    $  22,055     $  (27,175)     $  (3,325)
                                   ============================================================================================



The accompanying notes are an integral part of these financial statements.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida




STATEMENTS OF OPERATIONS
------------------------
                                                Period from
                                                Date of Inception
                                                (March 29, 1996)        Years Ended January 31,
                                                through
                                                January 31, 2004         2004            2003
                                                ----------------         ----            ----

Revenues                                        $         --           $         --    $         --

Expenses
Legal and Professional                                13,925                  1,685             740
Transfer Agent                                        13,250                  3,150           3,000

Total Expenses                                        27,175                  4,835           3,740

Net Loss for the Period                         $    (27,175)          $     (4,835)   $     (3,740)
                                                ----------------------------------------------------
Weighted Average Number of Common Shares           5,000,000              5,000,000       5,000,000

Net Loss per Common Share - Basic and Diluted   $      (0.01)          $      (0.00)   $      (0.00)

                                                ===================================================



The accompanying notes are an integral part of these financial statements.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida




STATEMENTS OF CASH FLOWS
------------------------

                                                     Period from
                                                     Date of Inception
                                                     (March 29, 1996)         Years Ended January 31,
                                                     through
                                                     January 31, 2004        2004            2003
                                                     ------------------------------------------------

Cash Flows from Operating Activities

Net Loss for the Period                              $ (27,175)           $  (4,835)      $  (3,740)

Non-Cash Adjustments:
Expenses Paid by Stockholders                           23,850                2,250           3,000

Changes in Assets and Liabilities:
Accrued Expenses                                         3,325                2,585             740

Net Cash Flows from Operating Activities                    --                   --              --

Net Cash Flows from Investing Activities                    --                   --              --

Net Cash Flows from Financing Activities                    --                   --              --

Net Change in Cash and Cash Equivalents                     --                   --              --

Cash and Cash Equivalents - Beginning of Period             --                   --              --

Cash and Cash Equivalents - End of Period            $      --            $      --       $      --
                                                     ------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES

Expenses Paid by Stockholders in
  Exchange for Common and Preferred Stock            $   1,795            $      --       $      --
Expenses Paid by Stockholders                        $  22,055            $   2,250       $   3,000
                                                     ================================================



The accompanying notes are an integral part of these financial statements.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida


NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Note A - The Company

         The company was incorporated under the laws of the State of Florida on March 29, 1996 as Power Market Inc. The company was formed for the purpose of manufacturing and marketing a patented infinite ration bicycle gear. On September 18, 2001, the Articles of Incorporation were amended to change the name of the company to Demco Industries, Inc.

         Scope of Business

         At the present time the company is in the development stage and has not sold any products or services. The company's future success is dependent upon its ability to raise sufficient capital in order to continue to develop its market for its services. There is no guarantee that such capital will be available on acceptable terms, if at all. The company intends to conduct business in the demolition industry.

Note B - Summary of Significant Accounting Policies

         Method of Accounting
         The company maintains its books and prepares its financial statements on the accrual basis of accounting.

         Development Stage

         The company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. The company prepares its financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

         Loss Per Common Share

         Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

                                                             - continued -

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida


NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Note B - Summary of Significant Accounting Policies - continued

         Organizational Costs

         Organizational costs represent management, consulting, legal, accounting, and filing fees incurred to date in the formation of the company. Organizational costs are expensed as incurred in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

         Income Taxes

         The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The company had no material deferred tax assets or liabilities for the periods presented. Deferred tax assets arising from the net operating losses incurred during the development stage have been fully reserved against due to the uncertainty to when or whether the tax benefit will be realized.

Note C - Stockholders' Equity

         Common Stock

         The company's Securities are not registered under the Securities Act of 1933, and therefore, no offering may be made which would constitute a "Public Offering" within the meaning of the united States Securities Act of 1933, unless the shares are registered pursuant to an effective registration statement under the Act.

         The stockholders may not sell, transfer, pledge or otherwise dispose of the common shares of the company in the absence of either an effective registration statement covering said shares under the 1933 Act and relevant state securities laws, or an opinion of counsel that registration is not required under the Act or under the securities laws of any such state.

         Preferred Stock

         The company has 12,950,000 issued and outstanding shares of preferred stock at a par value of $.0001 per share. The shares carry voting rights, are non-participating, and can be converted into common stock.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida


NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Note D - Subsequent Events

         Name and Business Intent

         The Articles of Incorporation were amended on August 5, 2004 in order to change the name of the Company to BioKey Identification Inc.

         In connection with the change in the Company's name on August 5, 2004, the Company has abandoned the intent to conduct business in the demolition industry and presently intends to develop and disseminate proprietary software for document security.

         Preferred Stock

         In August 2004, the 12,950,000 previously issued preferred shares were cancelled.

         Employee Stock Option Plan

         In August 2004, the Company established a Stock Option Plan, under which 100,000 shares of common stock are reserved for issuance to officers, key employees, consultants, advisors and directors of the Company or any of its subsidiaries or affiliates at the discretion of the Board of Directors. The option price per share and vesting time is to be determined by the Board of Directors when the option is granted. Any outstanding options at that time will remain outstanding until they have been exercised or terminated.

         Technology Acquisition

         On August 10, 2004 the Company obtained software and hardware ("Technology") from 008bksign Inc. that performs pre-processing variable security design to data in such a way that the data are defined in vector format, which allows for more efficient and enhanced printing. The Technology, valued at $3,650,000, was obtained by issuing 15,000,000 shares of non-participating, performance, voting preferred stock which can be converted to common stock. The value of the Technology is an approximate cost associated with the Company's development of the Technology based on management estimates.

         Licenses

         On August 11, 2004, the Company entered into a license agreement with Secugraphics, Inc. The term of the agreement is for a period of 5 years and allows the licensee the right to use and disseminate the Company's "Security Document Issuing System" technology (SDIS) and develop market applications for the Technology. In consideration of granting the license, the Company will receive a one-time fixed royalty of $15,000,000.
         In addition, the Company will receive variable royalties of 5% of all revenue arising from the licensee's application of the Technology. The royalty fees will be received as follows:

           Fixed Royalty Fees:

           *  A minimum of $5,000,000 due in 2005 with $2,000,000 due each year thereafter.

           Variable Royalty Fees:

           * A minimum of $25,000 due in 2005 with a minimum of $100,000 due each year thereafter.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida


NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Note D - Subsequent Events - continued

         Licenses - continued

         As a condition of the agreement, the Company has agreed to continue to invest in research and development of its Technology and to make available those innovations to Secugraphics, Inc.

         On August 11, 2004, the Company entered into a license agreement with Varigraphics, Inc. The term of the agreement is for a period of 5 years and allows the licensee the right to use and disseminate the Company's "Security Document Issuing System" technology (SDIS) and to process the Technology to integrate
         complex images into variably printed materials.   In
         consideration of granting the license, the Company will receive a one-time fixed royalty of $10,000,000. In addition, the Company will receive variable royalties of 5% of all revenue arising from the licensee's application of the Technology. The royalty fees will be received as follows:

         Fixed Royalty Fees:

         *   A minimum of $5,000,000 due in 2005 with $1,250,000 due
             each year thereafter.

         Variable Royalty Fees:

         * A minimum of $20,000 due in 2005 with a minimum of $50,000 due each year thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion "Management's Discussion and Analysis or Plan of Operation" contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimates", "project", "will", "could", "may", and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which have been made as of the date of this Quarterly Report on Form 10-QSB.

The following is qualified by reference to, and should be read in conjunction with our financial statements ("Financial Statements"), and the notes thereto, included elsewhere in this Form 10-QSB, as well as the discussion hereunder "Management's Discussion and Analysis or Plan of Operation".

Demco Industries Inc., a Florida corporation (hereafter referred to as Demco Industries or the "Company") was incorporated on March 29, 1996, as Power Market Inc. Power Market Inc. was originally formed for the purpose of marketing and manufacturing a patented infinite ratio bicycle gear. The project was discontinued and the Company remained dormant until September 18, 2001, when the Articles of Incorporation were amended to change the name to Demco Industries, Inc.

under its predecessor, Power Market Inc., the Company had no business activity or operating history other than organizational matters. Demco Industries, a wholly-owned subsidiary, became publicly owned on June 19, 1996, with the "spin-off" of 2,000,000 of its common stock to the parent company NatQuote Financial Inc. Shares were pro-rated one (1) common share of Demco Industries for each thirty (30) common shares of NatQuote Financial Inc. The distribution was organized under its predecessor, Power Market Inc., which became dormant following termination of the original intended business. At the same time, our management obtained control of the Company by the issuance of 3,000,000 common shares to Paul Hines, President and CEO, in consideration for business development services. Power Market Inc. was intended as its own independent business.

NatQuote Financial Inc., formerly National Quotes Inc. a publicly traded company in Toronto, Canada, traded OTC Bulletin Board in 1995. National Quotes Inc. became NatQuote Financial Inc. on April 22, 1996 and is now a Florida corporation. With reference to NatQuote Financial Inc., the parent company, the aggregate 5,000,000 shares of common stock issued were held for a period greater than two years. No market for our stock had been developed and no application for trading in our Company's securities was ever initiated.

Additionally, 12,950,000 shares of non-participating, voting preference stock were issued to Ship Island Investments to be converted to common stock at the direction of the Board of

Directors. The formula for conversion was determined by the Board of Directors based upon specific performance of the Company's operations.

Business Activity

Demco Industries filed a registration statement on Form 10-SB on June 17, 2003. At the time, the Company was in the development stage of the environmental management business. Activities were limited to matters related to corporate structure, filing of the Company's securities and organizing to bid on demolition contracts. This environmental management business, however, was discontinued shortly thereafter and the Company became dormant.

We did not file in a timely manner our required reports with the Securities and Exchange Commission (SEC) for the dormant period to January 31, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for non-compliance during this period.

During the dormant period from July 2003 to January 31, 2004, expenses accrued for transfer agent and professional fees and the Company incurred an accumulated deficit. Management and stockholders maintained the Company during this period.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as at the end of the period covered by this report. The evaluation revealed to the Company's principal executive officers and financial officers, that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period.

                               PART II
                          OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.     Description of Exhibit                  Sequential Page No.
-----------     ----------------------                  -------------------

(31)
                31.1 Certification of the Chief Executive Officer of Demco Industries, Inc. pursuant to Section 302 Of the Sarbanes Oxley Act of 2002.

		31.2	Certification of the Chief Financial Officer of
                        Demco Industries, Inc. pursuant to Section 302 Of the Sarbanes Oxley Act of 2002.

(32)
                32.1 Certification of the Chief Executive Officer of Demco Industries, Inc. pursuant to Section 906 Of the Sarbanes Oxley Act of 2002.

		32.2	Certification of the Chief Financial Officer of
                        Demco Industries, Inc. pursuant to Section 906 Of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEMCO INDUSTRIES, INC.


Registrant

By:/s/Paul Hines
   -----------------------------------
   Paul Hines, Chief Executive Officer

Dated: April 8, 2005

By:/s/Paul Hines
   -----------------------------------
   Paul Hines, Chief Financial Officer

Dated: April 8, 2005