Form 10QSB
period 2004-04-30
BIOKEY ID INC
filed 2005-04-12
CIK 1242388

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2004
                                        --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ____________ to ___________

            Commission file number __________________


            DEMCO INDUSTRIES, INC. n/k/a BIOKEY ID, INC.
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


          FLORIDA                             98-0159665
---------------------------------------------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


      Arcade at Royal Palm 1, 950 South Pine Island Road,
            Suite 150A-106, Plantation, FL  33324
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



                APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2004, there were approximately 5,000,000 shares of common stock, $.0001 par value, issued and outstanding.

    Transitional small Business Disclosure Format (check one);

Yes [ ]   No [X]

                      DEMCO INDUSTRIES, INC.
                        Form 10-QSB Index
                         April 30,2004


                                                                        PAGE

PART I:  Financial Information . . . . . . . . . . . . . . . . . . . . . 3

Item 1. Financial Statements

    Balance Sheet at April 30, 2004 (Unaudited)
    and January 31, 2004 . . . . . . . . . . . . . . . . . . . . . . . . 3

    Statements of Changes in Stockholders' Deficit for
    the Three Months Ended April 30, 2004 and 2003 and for the
    Period from Date of Inception (March 29, 1996) through
    April 30, 2004 (Unaudited) . . . . . . . . . . . . . . . . . . . . . 4

    Statements of Operations for the Three Months Ended
    April 30, 2004 and 2003 and for the Period from
    Date of Inception (March 29, 1996) through
    April 30, 2004 (Unaudited) . . . . . . . . . . . . . . . . . . . . . 5

    Statements of Cash Flows for the Three Months Ended
    April 30, 2004 and 2003 and for the Period from
    Date of Inception (March 29, 1996) through
    April 30, 2004 (Unaudited) . . . . . . . . . . . . . . . . . . . . . 6

Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . 7

Item 2.	Management's Discussion and Analysis or Plan of
        Operation . .. . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 3. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 11
PART II: Other Information . . . . . . . . . . . . . . . . . . . . . . . 11

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. . . 11

Item 3. Defaults upon Senior Securities  . . . . . . . . . . . . . . . . 11

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . 11

Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . 11

Item 6. Exhibits  . .  . . . . . . . . . . . . . . . . . . . . . . . . . 11

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                               PART I
                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida




BALANCE SHEETS
===========================================================================================

                                                                (Unaudited)
                                                                 April 30,      January 31,
                                                                   2004            2003
                                                                -----------     -----------
ASSETS


Cash and Cash Equivalents                                       $      --       $      --
-------------------------------------------------------------------------------------------
Total Assets                                                    $      --       $      --

===========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accrued Expenses                                                $   7,225       $   3,325
-------------------------------------------------------------------------------------------
Total Liabilities                                                   7,225           3,325

Stockholders' Deficit
Common Stock:     $.0001 Par; 50,000,000 Shares Authorized;
                  5,000,000 Issued and Outstanding                    500             500
Preferred Stock:  $.0001 Par; 50,000,000 Shares Authorized;
                  12,950,000 Issued and Outstanding                 1,295           1,295
Additional Paid-In Capital                                         22,055          19,805
Deficit Accumulated During Development Stage                      (31,075)        (27,175)
-------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                        (7,225)         (3,325)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                     $      --       $      --
===========================================================================================


The accompanying notes are an integral part of these financial statements.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida





STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
===============================================================================================================================

                                                                                                  Deficit
                                        Common Stock          Preferred Stock                   Accumulated
                                       (Par $0.0001)          (Par $0.0001)       Additional       During
                                     Number                Number                  Paid-In      Development     Stockholders'
                                   of Shares     Value    of Shares      Value     Capital         Stage       Equity (Deficit)
                                   --------------------------------------------------------------------------------------------

Balance - March 29, 1996                  --    $   --            --   $    --    $      --     $       --      $      --

Shares Issued in Exchange for
  Expenses Paid by Stockholders    5,000,000       500    12,950,000     1,295           --             --          1,795

Expenses Paid by Stockholder              --        --            --        --       19,805             --         19,805

Net Loss for the Period                   --        --            --        --           --        (22,340)       (22,340)
                                   --------------------------------------------------------------------------------------------

Balance - January 31, 2003         5,000,000       500    12,950,000     1,295       19,805        (22,340)          (740)

Expenses Paid by Stockholder              --        --            --        --          750             --            750

Net Loss for the Period                   --        --            --        --           --           (935)          (935)
                                   --------------------------------------------------------------------------------------------

Balance - April 30, 2003           5,000,000       500    12,950,000     1,295       20,555        (23,275)          (925)
  (Unaudited)

Expenses Paid by Stockholder              --        --            --        --        1,500             --          1,500

Net Loss for the Period                   --        --            --        --           --         (3,900)        (3,900)
  (Unaudited)
                                   --------------------------------------------------------------------------------------------

Balance - January 31, 2004         5,000,000       500    12,950,000     1,295       22,055        (27,175)        (3,325)

Net Loss for the Period                   --        --            --        --           --         (3,900)        (3,900)
  (Unaudited)
                                   --------------------------------------------------------------------------------------------

Balance - April 30, 2004
  (Unaudited)                      5,000,000    $  500    12,950,000   $ 1,295    $  22,055     $  (31,075)     $  (7,225)
                                   ============================================================================================



The accompanying notes are an integral part of these financial statements.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida




STATEMENTS OF OPERATIONS (UNAUDITED)
===================================================================================================

                                                   Period from
                                                Date of Inception
                                                 (March 29, 1996)      Three Months Ended April 30,
                                                    through            ----------------------------
                                                 April 30, 2004           2004             2003
                                                ----------------       ------------    ------------

Revenues                                        $         --           $         --    $         --

Expenses
Legal and Professional                                16,925                  3,000             185
Transfer Agent                                        14,150                    900             750

Total Expenses                                       (31,075)                 3,900             935

Net Loss for the Period                         $    (31,075)          $     (3,900)   $       (935)
                                                ===================================================

Weighted Average Number of
  Common Shares Outstanding
  - Basic and Diluted                              5,000,000              5,000,000       5,000,000

Net Loss per Common Share
  - Basic and Diluted                           $      (0.01)          $      (0.00)   $      (0.00)
                                                ===================================================



The accompanying notes are an integral part of these financial statements.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida




STATEMENTS OF CASH FLOWS (UNAUDITED)
======================================================================================================

                                                      Period from
                                                   Date of Inception
                                                    (March 29, 1996)      Three Months Ended April 30,
                                                       through            ----------------------------
                                                    April 30, 2004           2004             2003
                                                   ----------------       ------------    ------------

Cash Flows from Operating Activities

Net Loss for the Period                              $   (31,075)         $    (3,900)     $    (935)

Non-Cash Adjustments:
  Expenses Paid by Stockholders                           23,850                 --              750

Changes in Assets and Liabilities:
  Accrued Expenses                                         7,225                3,900            185

Net Cash Flows from Operating Activities                    --                   --              --

Net Cash Flows from Investing Activities                    --                   --              --

Net Cash Flows from Financing Activities                    --                   --              --

Net Change in Cash and Cash Equivalents                     --                   --              --

Cash and Cash Equivalents - Beginning of Period             --                   --              --

Cash and Cash Equivalents - End of Period            $      --            $      --       $      --
                                                     ------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES

Expenses Paid by Stockholders in
  Exchange for Common and Preferred Stock            $   1,795            $      --       $      --

Expenses Paid by Stockholders                        $  22,055            $      --       $     750
                                                     ================================================



The accompanying notes are an integral part of these financial statements.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida


NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Note A - Basis of Presentation

      The condensed financial statements of Demco Industries, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10-SB, and other reports filed with the SEC.

      The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital, and stock awards.

Note B - Subsequent Events

      Name and Business Intent
      ------------------------
      The  Articles  of Incorporation were amended on  August  5,
      2004  in order to change the name of the Company to  BioKey
      Identification Inc.

      In connection with the change in the Company's name on August 5, 2004, the Company has abandoned the intent to conduct business in the demolition industry and presently intends to develop and disseminate proprietary software for document security.

      Preferred Stock
      ---------------
      In August 2004, the 12,950,000 previously issued preferred shares were cancelled.

      Employee Stock Option Plan
      --------------------------
      In August 2004 the Company established a Stock Option Plan, under which 100,000 shares of common stock are reserved for issuance to officers, key employees, consultants, advisors and directors of the Company or any of its subsidiaries or affiliates at the discretion of the Board of Directors. The option price per share and vesting time is to be determined by the Board of Directors when the option is granted. Any outstanding options at that time will remain outstanding until they have been exercised or terminated.

                                                    - continued -

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida


NOTES TO FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Note B -  Subsequent Events - continued

      Technology Acquisition
      ----------------------
      On August 10, 2004 the Company obtained software and hardware ("Technology") from 008bksign Inc. that performs pre-processing variable security design to data in such a way that the data are defined in vector format, which allows for more efficient and enhanced printing. The Technology, valued at $3,650,000, was obtained by issuing 15,000,000 shares of non-participating, performance, voting preferred stock which can be converted to common stock. The value of the Technology is an approximate cost associated with the Company's development of the Technology based on management estimates.

      Licenses
      --------
      On August 11, 2004, the Company entered into a license agreement with Secugraphics, Inc. The term of the agreement is for a period of 5 years and allows the licensee the right to use and disseminate the Company's "Security Document Issuing System" technology (SDIS) and develop market applications for the Technology. In consideration of granting the license, the Company will receive a one-time fixed royalty of $15,000,000. In addition, the Company will receive variable royalties of 5% of all revenue arising from the licensee's application of the Technology. The royalty fees will be received as follows:

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

We did not file in a timely manner our required reports with the Securities and Exchange Commission (SEC) for the dormant period from January 31, 2004 to April 30, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for non-compliance during this period.

During the dormant period from January 31, 2004 to April 30, 2004, expenses accrued for transfer agent and professional fees and the Company incurred an accumulated deficit. Management and stockholders maintained the Company during this period.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.     Description of Exhibit
-----------     ----------------------

(31)
                31.1 Certification of the Chief Executive Officer of Demco Industries, Inc. pursuant to Section 302 Of the Sarbanes Oxley Act of 2002.

		31.2	Certification of the Chief Financial Officer of
                        Demco Industries, Inc. pursuant to Section 302 Of the Sarbanes Oxley Act of 2002.

(32)
                32.1 Certification of the Chief Executive Officer of Demco Industries, Inc. pursuant to Section 906 Of the Sarbanes Oxley Act of 2002.

		32.2	Certification of the Chief Financial Officer of
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

DEMCO INDUSTRIES, INC.


Registrant

By:/s/Paul Hines
   -----------------------------------
   Paul Hines, Chief Executive Officer

Dated: April 11, 2005

By:/s/Paul Hines
   -----------------------------------
   Paul Hines, Chief Financial Officer

Dated: April 11, 2005