Form 10QSB
period 2004-07-31
BIOKEY ID INC
filed 2005-04-14
CIK 1242388

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2004
                                        -------------

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



                APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 2004, there were approximately 5,000,000 shares of common stock, $.0001 par value, issued and outstanding.

    Transitional small Business Disclosure Format (check one);

Yes [ ]   No [X]

                      DEMCO INDUSTRIES, INC.
                        Form 10-QSB Index
                         July 31,2004


                                                                       PAGE

PART I:  Financial Information. . . . . . . . . . . . . . . . . . . . . 3

Item 1. Financial Statements

    Balance Sheet at July 31, 2004 (Unaudited)
    and January 31, 2004. . . . . . . . . . . . . . . . . . . . . . . . 3

    Statements of Changes in Stockholders' Deficit for
    the Six Months Ended July 31, 2004 and 2003 and for the
    Period from Date of Inception (March 29, 1996) through
    July 31, 2004 (Unaudited) . . . . . . . . . . . . . . . . . . . . . 4

    Statements of Operations for the Three and Six Months
    Ended July 31, 2004 and 2003 and for the Period from
    Date of Inception (March 29, 1996) through
    July 31, 2004 (Unaudited) . . . . . . . . . . . . . . . . . . . . . 5

    Statements of Cash Flows for the Six Months Ended
    July 31, 2004 and 2003 and for the Period from
    Date of Inception (March 29, 1996) through
    July 31, 2004 (Unaudited) . . . . . . . . . . . . . . . . . . . . . 6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . 7

Item 2.	Management's Discussion and Analysis or Plan of
        Operation. .. . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . 11

PART II: Other Information. . . . . . . . . . . . . . . . . . . . . . . 11

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds . . 11

Item 3. Defaults upon Senior Securities . . . . . . . . . . . . . . . . 11

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . 11

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

                               PART I
                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida




BALANCE SHEETS
===========================================================================================

                                                                (Unaudited)
                                                                 July 31,       January 31,
                                                                   2004            2004
                                                                -----------     -----------
ASSETS


Cash and Cash Equivalents                                       $      --       $      --
-------------------------------------------------------------------------------------------
Total Assets                                                    $      --       $      --

===========================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Accrued Expenses                                                $  11,125       $   3,325
-------------------------------------------------------------------------------------------
Total Liabilities                                                  11,125           3,325

Stockholders' Deficit
Common Stock:     $.0001 Par; 50,000,000 Shares Authorized;
                  5,000,000 Issued and Outstanding                    500             500
Preferred Stock:  $.0001 Par; 50,000,000 Shares Authorized;
                  12,950,000 Issued and Outstanding                 1,295           1,295
Additional Paid-In Capital                                         22,055          22,055
Deficit Accumulated During Development Stage                      (34,975)        (27,175)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                       (11,125)         (3,325)
-------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                     $      --       $      --
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

                                                                                                  Deficit
                                        Common Stock          Preferred Stock                   Accumulated
                                       (Par $0.0001)          (Par $0.0001)       Additional       During
                                     Number                Number                  Paid-In      Development     Stockholders'
                                   of Shares     Value    of Shares      Value     Capital         Stage       Equity (Deficit)
                                   --------------------------------------------------------------------------------------------

Balance - March 29, 1996                  --    $   --            --   $    --    $      --     $       --      $      --

Shares Issued in Exchange for
  Expenses Paid by Stockholders    5,000,000       500    12,950,000     1,295           --             --          1,795

Expenses Paid by Stockholder              --        --            --        --       19,805             --         19,805

Net Loss for the Period                   --        --            --        --           --        (22,340)       (22,340)
                                   --------------------------------------------------------------------------------------------

Balance - January 31, 2003         5,000,000       500    12,950,000     1,295       19,805        (22,340)          (740)

Expenses Paid by Stockholder              --        --            --        --        1,500             --          1,500

Net Loss for the Period                   --        --            --        --           --         (2,435)        (2,435)
  (Unaudited)
                                   --------------------------------------------------------------------------------------------

Balance - July 31, 2003            5,000,000       500    12,950,000     1,295       21,305        (24,775)        (1,675)
  (Unaudited)

Expenses Paid by Stockholder              --        --            --        --          750             --            750

Net Loss for the Period                   --        --            --        --           --         (2,400)        (2,400)
  (Unaudited)
                                   --------------------------------------------------------------------------------------------

Balance - January 31, 2004         5,000,000       500    12,950,000     1,295       22,055        (27,175)        (3,325)

Net Loss for the Period                   --        --            --        --           --         (7,800)        (7,800)
  (Unaudited)
                                   --------------------------------------------------------------------------------------------

Balance - July 31, 2004
  (Unaudited)                      5,000,000    $  500    12,950,000   $ 1,295    $  22,055     $  (34,975)     $ (11,125)
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

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida




STATEMENTS OF OPERATIONS (UNAUDITED)
===================================================================================================

                                                   Period from
                                                Date of Inception
                                                 (March 29, 1996)      Six Months Ended July 31,     Three Months ended July 31,
                                                    through          ----------------------------    ----------------------------
                                                 July 31, 2004           2004             2003           2004             2003
                                                ----------------     ------------    ------------    ------------    ------------

Revenues                                        $         --         $         --    $         --    $         --    $         --

Expenses
Legal and Professional                                19,925                6,000             935           3,000             750
Transfer Agent                                        15,050                1,800           1,500             900             750

Total Expenses                                       (34,975)               7,800           2,435           3,900           1,500

Net Loss for the Period                         $    (34,975)        $     (7,800)   $     (2,435)   $     (3,900)   $     (1,500)
                                                =================================================================================

Weighted Average Number of
  Common Shares Outstanding
  - Basic and Diluted                              5,000,000            5,000,000       5,000,000       5,000,000       5,000,000

Net Loss per Common Share
  - Basic and Diluted                           $      (0.01)        $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                =================================================================================



The accompanying notes are an integral part of these financial statements.

DEMCO INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
(A FLORIDA CORPORATION)
Plantation, Florida




STATEMENTS OF CASH FLOWS (UNAUDITED)
======================================================================================================

                                                      Period from
                                                   Date of Inception
                                                    (March 29, 1996)        Six Months Ended July 31,
                                                       through            ----------------------------
                                                    July 31, 2004             2004            2003
                                                   ----------------       ------------    ------------
Cash Flows from Operating Activities

Net Loss for the Period                              $   (34,975)         $    (7,800)     $  (2,435)

Non-Cash Adjustments:
  Expenses Paid by Stockholders                           23,850                 --            1,500

Changes in Assets and Liabilities:
  Accrued Expenses                                       (11,125)               7,800            935

Net Cash Flows from Operating Activities                    --                   --              --

Net Cash Flows from Investing Activities                    --                   --              --

Net Cash Flows from Financing Activities                    --                   --              --

Net Change in Cash and Cash Equivalents                     --                   --              --

Cash and Cash Equivalents - Beginning of Period             --                   --              --

Cash and Cash Equivalents - End of Period            $      --            $      --       $      --
                                                     ------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES

Expenses Paid by Stockholders in
  Exchange for Common and Preferred Stock            $   1,795            $      --       $      --

Expenses Paid by Stockholders                        $  22,055            $      --       $   1,500
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

We did not file in a timely manner our required reports with the Securities and Exchange Commission (SEC) for the dormant period from April 30, 2004 to July 31, 2004. No provision has been recorded in the accompanying financial statements for the cost of actions, if any, that may be taken by the SEC against the Company for non-compliance during this period.

During the dormant period from April 30, 2004 to July 31, 2004, expenses accrued for transfer agent and professional fees and the Company incurred an accumulated deficit. Management and stockholders maintained the Company during this period.

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

DEMCO INDUSTRIES, INC.


Registrant

By:/s/Paul Hines
   -----------------------------------
   Paul Hines, Chief Executive Officer

Dated: April 12, 2005

By:/s/Paul Hines
   -----------------------------------
   Paul Hines, Chief Financial Officer

Dated: April 12, 2005